Form 10-Q
period 1996-03-31
PROFESSIONAL SPORTS CARE MANAGEMENT INC /NY/
filed 1996-05-14
CIK 927122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

o Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
          ______________.


Commission File Number 0-24750


                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                    -----------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                            22-3315575
- - --------------------------------                          ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


           550 Mamaroneck Avenue, Suite 308, Harrison, New York 10528
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (914) 777-2400
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES X                 NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


           Class                                 Outstanding at May 1, 1996
           -----                                 --------------------------
   Common Stock, par value                             7,774,500 shares
        $.01 per share

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                                    FORM 10-Q
                                      INDEX


Part I - Financial Information:
                                                                           Page

Item 1.  Financial Statements
         Consolidated Balance Sheets  -                                       2
         March 31, 1996  (unaudited) and December 31, 1995

         Consolidated Statements of Income  - (unaudited)                     3
         Three months ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows  - (unaudited)                 4
         Three months ended March 31, 1996 and 1995

         Notes to Consolidated Financial                                      5
         Statements  - March 31, 1996 (unaudited)

Item 2.  Management's Discussion and Analysis of                              9
         Financial Condition and Results of Operations

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                   14

                   PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
                                                     1996               1995
                                                     ----               ----
ASSETS                                            (unaudited)
 Current Assets:
  Cash and cash equivalents . . . . . . . . .   $    7,931,000    $   14,560,000
  Patient service receivables, net  . . . . .        6,916,000         5,605,000
  Notes receivable . . . . . . . . . . . . ..           93,000           284,000
  Income tax receivable . . . . . . . . . . .           69,000            78,000
  Prepaid expenses . . . . . . . . . . . . ..          497,000           664,000
                                                --------------    --------------

 Total current assets . . . . . . . . . . . .       15,506,000        21,191,000
 Property and equipment, net . . . . . . . ..        5,589,000         5,109,000
 Intangible assets, net . . . . . . . . . . .       31,376,000        22,151,000
 Notes receivable . . . . . . . . . . . . . .          307,000           339,000
 Other assets . . . . . . . . . . . . . . . .          407,000           327,000
                                                --------------    --------------
 Total assets . . . . . . . . . . . . . . . .   $   53,185,000    $   49,117,000
                                                ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Current portion of debt . . . . . . . . . .   $    2,208,000    $    1,323,000
  Current portion of obligations under
     capital leases   . . . . . . . . . . . .          125,000           149,000
  Accounts payable  . . . . . . . . . . . . .          403,000           219,000
  Accrued liabilities . . . . . . . . . . . .        1,251,000           695,000
  Deferred  income taxes payable  . . . . . .          996,000         1,037,000
                                                --------------    --------------
 Total current liabilities  . . . . . . . . .        4,983,000         3,423,000
 Deferred income taxes payable  . . . . . . .          515,000           519,000
 Long-term portion of debt  . . . . . . . . .        4,327,000         3,152,000
 Obligations under capital leases . . . . . .          113,000            73,000
 Accrued rent and other . . . . . . . . . . .          723,000           821,000
 Minority interests   . . . . . . . . . . . .           67,000          ---
                                                --------------    --------------
 Total liabilities  . . . . . . . . . . . . .       10,728,000         7,988,000
                                                --------------    --------------

 Stockholders' Equity:
  Common stock, $.01 par value, 15,000,000
     shares authorized; 7,774,500 and
     7,669,565 issued and outstanding at
     March 31, 1996 and December 31, 1995,
     respectively . . . . . . . . . . . . . .          78,000            77,000
   Preferred Stock, $.01 par value, 2,000,000
     shares authorized; none issued and
     outstanding . . . . . . . . . . . . . . .         ---               ---
  Additional paid-in capital . . . . . . . ..       39,469,000        38,720,000
  Deferred stock grants . . . . . . . . . . .          (70,000)          (93,000)
  Retained earnings. . . . . . . . . . . . ..        2,980,000         2,425,000
                                                --------------    --------------
 Total stockholders' equity . . . . . . . . .       42,457,000        41,129,000
                                                --------------    --------------
 Total liabilities and stockholders' equity .   $   53,185,000    $   49,117,000
                                                ==============    ==============



        See accompanying notes to the consolidated financial statements.

                      PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                                              Three Months
                                                                  Ended
                                                                 March 31,
                                                           1996             1995
                                                           ----             ----
Net revenue . . . . . . . . . . . .               $    9,290,000   $     5,924,000
Center operating costs . . . . . ..                    5,911,000         3,469,000
                                                  --------------   ---------------
Gross profit . . . . . . . . . . ..                    3,379,000         2,455,000
Operating expenses:
  Selling and administrative expen.                    1,790,000         1,040,000
  Depreciation  . . . . . . . . . .                      278,000           183,000
  Amortization. . . . . . . . . . .                      260,000           152,000
                                                  --------------    --------------
Income from operations . . . . . ..                    1,051,000         1,080,000
Interest expense. . . . . . . . . .                      129,000           133,000
Interest income. . . . . . . . . ..                     (133,000)          (87,000)
                                                  --------------    --------------
Income before minority interests, equity in losses
  of investments and income taxes .                    1,055,000         1,034,000
Minority interests . . . . . . . ..                      114,000            (3,000)
Equity in losses of investments . .                     ---                 26,000
                                                  --------------    --------------

Income before income taxes . . . ..                      941,000         1,011,000
Provision for income taxes . . . ..                      386,000           415,000
                                                  --------------    --------------
Net income . . . . . . . . . . . ..                  $   555,000      $    596,000
                                                  ==============    ==============
Earnings per common share . . . . .                  $      0.07      $       0.10
                                                  ==============    ==============
Weighted average shares outstanding.                   7,768,000         6,133,000
                                                  ==============    ==============













        See accompanying notes to the consolidated financial statements.

                   PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           1996            1995
                                                        ----------     ------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . .                $  555,000     $    596,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation  . . . . . . . . . . . .                    278,000          183,000
  Amortization. . . . . . . . . . . . .                    260,000          152,000
  Deferred income taxes . . . . . . . .                    (45,000)          52,000
  Provision for doubtful accounts . . .                    171,000           88,000
  Minority interests . . . . . . . . ..                    114,000           (3,000)
  Equity in  losses of investments . ..                    ---               26,000
  Amortization of deferred stock grant.                     23,000           23,000
  Amortization of debt discounts . . ..                    124,000           42,000
Change in assets and liabilities:
  Patient service receivables, net . ..                 (1,227,000)        (788,000)
  Due from Partnership . . . . . . . ..                    ---              (95,000)
  Income tax receivable. . . . . . . ..                      9,000          199,000
  Prepaid expenses . . . . . . . . . ..                    174,000          184,000
  Intangibles and other assets . . . ..                    (50,000)         (89,000)
  Accounts payable . . . . . . . . . ..                    184,000         (115,000)
  Accrued liabilities . . . . . . . . .                    183,000          321,000
  Accrued rent and other. . . . . . . .                    (98,000)         (27,000)
                                                          ---------        ---------
            Total adjustments . . . . .                     100,000          153,000
                                                          ---------        ---------
  Net cash provided by operating activities                 655,000          749,000
                                                          ---------        ---------
Cash flows from investing activities:
  Purchase of property and equipment ..                    (359,000)        (653,000)
  Notes receivable . . . . . . . . . ..                      23,000          ---
  Business acquisitions . . . . . . . .                  (6,473,000)      (2,450,000)
                                                         ----------       ----------
  Net cash used in investing activities.                 (6,809,000)      (3,103,000)
                                                         ----------       ----------
Cash flows from financing activities:
  Proceeds from issuance of stock, net                      ---           17,904,000
  Proceeds from minority interests  contributions.          197,000           84,000
  Distributions to minority interests .                     (29,000)         (30,000)
  Principal payments of notes payable .                    (617,000)         (13,000)
  Principal payments under capital lease obligations.       (26,000)         (23,000)
                                           ----------       ----------
  Net cash provided (used) by financing activities.        (475,000)      17,922,000
                                                           ----------       ----------
Net increase (decrease)  in cash and cash equivalents.    (6,629,000)      15,568,000
Cash and cash equivalents at beginning or period.         14,560,000        3,112,000
                                                          ----------       ----------
Cash and cash equivalents at end of period                $7,931,000      $18,680,000
                                                          ==========       ==========


        See accompanying notes to the consolidated financial statements.

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1  -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K (Commission File No. 0-24750) as filed with the Securities and Exchange Commission on March 25, 1996.

Note 2 -  BUSINESS ACQUISITIONS

Effective at the dates noted below, the Company purchased substantially all of the operating assets of certain companies' physical therapy or corporate wellness centers. The acquisitions were accounted for as purchases. Accordingly, the results of operations of the acquired companies were included with those of the Company for periods subsequent to the dates of the acquisitions.

                                                                   Date of
               Company                           Location         Acquisition
               -------                           --------        ------------
Pro-Fitness, Inc. (51% interest)                Connecticut      January 1996

Healthworks of Brooklyn Rehabilitation
Treatment Center (two facilities)               New York         January 1996

Morristown Sports Medicine Center, Inc.         New Jersey       February 1996

Neurosurgery Associates of Northwest
Connecticut (physical therapy practice only)    Connecticut      February 1996

Institute of Rehabilitation, Inc.               New Jersey       March 1996

The above acquisitions were consummated for an aggregate purchase price of approximately $10,200,000 which was financed through the use of cash ($6,600,000), debt, assumed liabilities and stock ($3,600,000). As a result of these acquisitions, the Company recorded approximately $8,700,000 of goodwill.

During all of 1995, the Company consummated six acquisitions and purchased, in whole or in part, the minority interests of three limited partnerships for an aggregate purchase price of approximately $9,300,000 which was financed through the use of cash ($4,500,000), debt, assumed liabilities and stock ($4,800,000). As a result of these acquisitions, the Company recorded approximately $7,700,000 of goodwill.

The unaudited pro forma consolidated condensed results of operations for the three months ended March 31, 1996 and the year ended December 31,1995 of the Company and the acquired companies noted above, after giving effect to certain pro forma adjustments, are as follows:

                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------
                                                 (unaudited)      (unaudited)

Net revenue  . . . . . . . . . . .              $9,749,000        $38,179,000

Net income (adjusted for pro forma tax
provision) . . . . . . . . . . . .              $   598,000       $  2,392,000

Net income per common share . . .               $      0.08       $       0.31

The foregoing unaudited pro forma consolidated condensed results of operations reflect amortization of the goodwill resulting from these acquisitions as well as the interest expense from the related debt as if (x) the acquisitions had occurred as of January 1, 1995 and (y) the related debt issued to sellers as part of the transaction consideration was outstanding since that date.

Note 3  -  Patient service receivables, net

Patient service receivables, net are comprised of the following:

                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------

Patient service receivables . . . . .              $8,805,000     $6,588,000
 . . .
Less:  Allowance for doubtful accounts and
  contractual adjustments . . . . . .               1,889,000        983,000
                                                    ---------        -------
                                                  $ 6,916,000    $ 5,605,000
                                                  ===========    ===========

The increase in allowance for doubtful accounts and contractual adjustments as a percentage of patient service receivables is attributable to reserves recorded during the first quarter of 1996, in order to reflect acquired accounts receivable at their net realizable value.

Note 4  -  Property and equipment, net

Property and equipment, net is comprised of the following:
                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------

Medical equipment . . . . . . . . . . . .          $ 4,695,000    $ 4,279,000
Computer equipment  . . . . . . . . . . .              934,000        848,000
Leasehold improvements  . . . . . . . . .            1,509,000      1,446,000
Furniture and fixtures  . . . . . . . . .              654,000        502,000
Vehicle   . . . . . . . . . . . . . . . .               51,000         18,000
                                                   -----------    -----------
                                                     7,843,000      7,093,000
Less:  Accumulated depreciation . . . . .            2,254,000      1,984,000
                                                   -----------    -----------
                                                   $ 5,589,000     $5,109,000
                                                   ===========     ==========


Note 5  -  Intangible assets, net

Intangible assets, net consists of the following:
                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------

Goodwill  . . . . . . . . . . . . . . . .        $ 30,118,000      $ 21,451,000
Covenants not to compete  . . . . . . . .           2,115,000         1,510,000
Other   . . . . . . . . . . . . . . . . .             456,000           239,000
                                                 ------------      ------------
                                                   32,689,000        23,200,000
Less:  Accumulated amortization . . . . .           1,313,000         1,049,000
                                                 ------------      ------------
                                                 $ 31,376,000      $ 22,151,000
                                                 ============      ============

Note 6  -  Debt

Debt, substantially all of which is secured by the Company's assets, is comprised of the following:
                                                   March 31,      December 31,
                                                     1996            1995
                                                   ---------      ------------

Notes payable bearing interest at 6% to 8%
  requiring quarterly, semi-annual, or
  annual payments ranging from $15,000 to
  $450,000 through January 1997 to
  January 2001 . . . . . . . . . . . . . . . .    $3,475,000      $1,646,000

Non-interest bearing notes payable in
  quarterly or annual installments ranging
  from $5,000 to $200,000 through May 1997
  to July 2000 (discounted at 8% -  9%)  . . .     3,060,000       2,829,000
                                                  ----------      ----------
                                                   6,535,000       4,475,000
Less: current portion. . . . . . . . . . . . .     2,208,000       1,323,000
                                                  ----------      ----------
Long-term portion  . . . . . . . . . . . . . .    $4,327,000      $3,152,000
                                                  ==========      ==========

Maturities of debt at March 31, 1996 are as follows:

1996 . . . . . . . . . . . . . . . . . . . . .                   $ 2,364,000
1997 . . . . . . . . . . . . . . . . . . . . .                     1,756,000
1998 . . . . . . . . . . . . . . . . . . . . .                     1,647,000
1999 . . . . . . . . . . . . . . . . . . . . .                       941,000
2000 and after  . . . . . . . . . . .  . . . .                       336,000
                                                                  $7,044,000

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

Despite the severe weather conditions experienced throughout the New York, New Jersey and Connecticut tri-state area ("tri-state") during the first quarter of 1996 and continued pressure on reimbursement rates, the Company was able to continue its trend of improved profitability when compared to the operating results for the third and fourth quarters of 1995. Specifically, gross profit margins increased to 36% for the current quarter in comparison to 32% and 35% for the third and fourth quarters of 1995, respectively. Pre-tax income margins improved to 10.1% for the current quarter in comparison to 4.8% and 7.8% for the third and fourth quarters of 1995, respectively. Cost containment programs as well as operating improvements at certain acquired facilities have contributed to the Company's improved profitability.

The Company added six facilities during the first quarter of 1996, five through acquisitions and one start-up, and now operates a total of thirty-six outpatient physical therapy practices located throughout the tri-state area. Consistent with the Company's philosophy of broadening its business model within the tri-state area, the Company acquired a 51% interest in Pro-Fitness, LLC ("Pro-Fitness"), a provider of health enhancement, corporate fitness and wellness programs to many of the tri-state areas leading corporations. Additionally, the Company exercised its purchase option to acquire a majority interest in OrthoNet, LLC ("OrthoNet"), a disease management company specializing in providing comprehensive orthopedic care through its network of leading orthopedic surgeons. With over one hundred orthopedists currently enrolled as members and the addition of Roger S. Shedlin, M.D., J.D. as President and Chief Executive Officer, OrthoNet is continuing to develop in accordance with the Company's timetable.

RESULTS OF OPERATIONS

Net revenue. Net revenue consists primarily of physical and occupational therapy revenue, and, to a significantly lesser degree, revenue earned by Pro-Fitness under corporate fitness and wellness contracts as well as membership fee income recognized by OrthoNet. For the three months ended March 31, 1996, net revenue increased 56.8 % to $9,290,000 from $ 5,924,000 for the same period a year ago. Revenue growth is due to the addition of fourteen facilities subsequent to March 31, 1995, and the inclusion of Pro-Fitness and OrthoNet revenue, offset by a reduction in average reimbursement rates.

Gross profit. Gross profit comprises net revenue less all facility personnel and occupancy costs. The Company's gross profit margin for the three months ended March 31, 1996 decreased to 36.4 % from 41.4 % for the comparable period of 1995. This decrease is attributable to lower than anticipated visits due to the severe weather experienced throughout the tri-state area during the first quarter, coupled with a reduction in average reimbursement rates to $71.50 per visit versus $78.50 per visit for the comparable quarter of 1995.

Selling and administrative expenses. Selling and administrative expenses include non-personnel-related marketing and administrative costs, all corporate personnel costs, and a provision for doubtful accounts. For the three months ended March 31, 1996, selling and administrative expenses, as a percentage of revenue, increased to 19.3 % from 17.6 % for the comparable period of 1995. This increase is attributable to the hiring of additional corporate personnel in order to strengthen the Company's management infrastructure, exacerbated by a lower than anticipated net revenue base due to the reasons previously cited.

Depreciation and amortization expense. Depreciation and amortization consists primarily of equipment depreciation and amortization of leasehold improvements and intangible assets. For the three months ended March 31, 1996, depreciation and amortization increased to $538,000 from $335,000 for the comparable period of 1995 as a result of the facilities acquired subsequent to March 31, 1995, which have increased the Company's fixed and intangible asset base resulting in higher depreciation and amortization charges.

Interest (income) expense, net. Interest (income) expense, net changed to ($4,000) for the three months ended March 31, 1996 from $46,000 for the comparable period of 1995. This is principally due to a higher average invested cash balance during the period as a result of the Company's public offering of common stock in March 1995.

Liquidity & capital resources
Net cash flow from operations decreased to $655,000 for the three months ended March 31, 1996 from $749,000 for the comparable period of 1995 primarily as a result of an increase in the Company's accounts receivable balance given the addition of fourteen facilities subsequent to the first quarter of 1995 offset, to some degree, by an increase in liabilities.

Net cash used in investing activities increased to $6,809,000 for the three months ended March 31, 1996 from $3,103,000 for the comparable period of 1995. This increase is attributable to the acquisition of five facilities and the start-up of one facility during the first quarter of 1996, compared to one acquisition and one start-up during the same period in 1995.

Net cash provided (used) by financing activities changed to $(475,000) for the three months ended March 31, 1996 from $17,922,000 for the comparable period of 1995 . Such change was primarily attributable to the net proceeds received from the Company's second public offering of its common stock in March 1995.

As of March 31, 1996, the Company had working capital of $10,523,000, including cash and cash equivalents of $7,931,000. Working capital at December 31, 1995 was $17,768,000, including cash and cash equivalents of $14,560,000. Patient service receivables, net at March 31, 1996 were $6,916,000 and the average days outstanding was 70 days.

The Company believes that existing cash balances, cash flow from operations, future seller financing and availability under existing bank lines of credit will be sufficient to meet its capital requirements for the foreseeable future. The Company intends to continue its acquisition strategy and, if successful, there can be no assurance that at some point in the future the Company will not require additional sources of financing.

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits

Exhibit
  No.
- - -------
2.22 - Agreement of Sale between Brett Richman, P.T. and the Company, dated as of December 12, 1995.


2.23 - Agreement of Sale between Minutemen, Inc., Daron Shepard, Kenneth Shepard, Fred Shepard and the Company dated as of December 29, 1995.

2.24 - Agreement of Sale between Neurosurgery Associates of Northwest Connecticut, James E. Finn, M.D., Michael E. Karnasiewicz, M.D., Jarob
          N. Mushaweh, M.D., Stephen A. Torrey, M.D. and the Company, dated as of February 7, 1996.

2.25 - Stock Purchase Agreement between Frank Pavlisko and the Company, dated as of February 9, 1996.

2.26 - Stock Purchase Agreement between Manuel Banzon, M. D., Randall Krakauer, M. D., Cary Skolnick, M. D., and the Company, dated as of February 14, 1996.

2.27 - Agreement of Sale between Business HealthCare, Nathaniel Selleck, M.D. and Professional Work Care, L.L.C. dated April 22, 1996.

10.81 - Promissory Note issued by the Company to Daron Shepard for the principal sum of $300,000 dated January 1, 1996.

10.82 - Operating Agreement of Pro Fitness, L.L.C., a New York limited liability Company, adopted as of January 1, 1996.

10.83 - Promissory Note issued by Pro Fitness, L.L.C. to the Company for the principal sum of $125,000 dated January 1, 1996.

10.84 - Promissory Note issued by Pro Fitness, L.L.C. to Minutemen, Inc. for the principal sum of $125,000 dated January 1, 1996.

10.85 - Promissory Note issued by the Company to Brett Richman, P.T. for the principal sum of $450,000 dated January 11, 1996.

10.86 - Operating Agreement of Professional Work Care, L.L.C., a New York limited liability Company, adopted as of February 12, 1996.

10.87 - Promissory Note issued by the Company to Frank Pavlisko for the principal sum of $789,000 dated February 9, 1996. 10.88 - Promissory

Note issued by the Company to Neurosurgery Associates of Northwest Connecticut for the principal sum of $875,000 dated February 20, 1996.

10.89 - Limited Partnership Agreement of Professional Sports Care Huntington, L.P. dated as of March 16, 1996.

10.90 - Management and License Agreement between the Company and Brett Richman PT, P.C. dated as of April 10, 1996.

10.91 - Management and License Agreement between Professional Sports Care Huntington, L.P. and Robert Panariello PT, P.C. dated as of April 17, 1996.

10.92 - Promissory Note issued by Professional Work Care, L.L.C. to Business HealthCare for the principal sum of $245,000 dated April 22, 1996.


       (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Professional Sports Care Management, Inc.
                                                     (Registrant)




                                   By   /S/ Michael P. Neuscheler
                                       --------------------------------------
                                            Michael P. Neuscheler
                                            Executive Vice President
                                            and Chief Financial Officer