Form 10-Q/A
period 1996-03-31
PROFESSIONAL SPORTS CARE MANAGEMENT INC /NY/
filed 1996-07-02
CIK 927122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

|X| Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

|_| Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     __________________.


Commission File Number 0-24750


                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-3315575
   -------------------------------                     -------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                      Identification No.)


           550 Mamaroneck Avenue, Suite 308, Harrison, New York 10528
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (914) 777-2400
                           -------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES        X      NO
                                   -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


          Class                                  Outstanding at June 1, 1996
   Common Stock, par value                            7,774,500 shares
         $.01 per share

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                                   FORM 10-Q/A
                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----

Part II - Other Information:

          Item 6.  Exhibits and Reports on Form 8-K                 2

Signatures                                                          2

Item 6.  Exhibits and Reports on Form 8-K

             (a)   Exhibits

Exhibit
  No.
- -------

     27.1    -   Financial Data Schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Professional Sports Care Management, Inc.
                                          (Registrant)



                               By   /s/ Michael P. Neuscheler
                                    Michael P. Neuscheler
                                    Executive Vice President
                                    and Chief Financial Officer

                                Index of Exhibits


Number                         Description                          Page
- ------                         -----------                          ----

27.1                           Financial Data Schedule                 4