Form 10-Q
period 1996-06-30
PROFESSIONAL SPORTS CARE MANAGEMENT INC /NY/
filed 1996-08-14
CIK 927122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996; OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHA
NGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         ______________.

COMMISSION FILE NUMBER 0-24750

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      22-3315575
- - - -------------------------------                         -----------------
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

                  YES    X               NO
                        ---                 ---

          INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.



         CLASS                                  OUTSTANDING AT AUGUST 7, 1996
- - - ------------------------                        -----------------------------
COMMON STOCK, PAR VALUE                                7,774,298 SHARES
    $.01 PER SHARE

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

                                                                Page
                                                                ----

          Consolidated Balance Sheets June 30,
          1996 (unaudited) and December 31, 1995                  1

          Consolidated Statements of Income -
          (unaudited) Three months ended June 30,
          1996 and 1995; six months ended June 30,
          1996 and 1995                                           2

          Consolidated Statements of Cash Flows -
          (unaudited) Six months ended June 30,
          1996 and 1995                                           3

          Notes to Consolidated Financial
          Statements - June 30, 1996 (unaudited)                  4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  8
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS                                        9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        10


SIGNATURES                                                       11

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,                    December 31
                                                                                    1996                          1995
                                                                                 -----------                  -----------
                                                                                 (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents............................................           $   7,534,000               $  14,560,000
  Patient service receivables, net.....................................               7,661,000                   5,605,000
  Notes receivable.....................................................                  95,000                     284,000
  Income tax receivable................................................                 362,000                      78,000
  Prepaid expenses.....................................................                 381,000                     664,000
                                                                                   ------------                ------------
Total current assets...................................................              16,033,000                  21,191,000
Property and equipment, net............................................               5,590,000                   5,109,000
Intangible assets, net.................................................              31,506,000                  22,151,000
Notes receivable.......................................................                 283,000                     339,000
Other assets...........................................................                 428,000                     327,000
                                                                                  -------------               -------------
Total assets...........................................................           $  53,840,000               $  49,117,000
                                                                                  =============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of debt..............................................           $   2,331,000               $   1,323,000
  Current portion of obligations under capital leases..................                 103,000                     149,000
  Accounts payable.....................................................                 134,000                     219,000
  Accrued liabilities..................................................                 985,000                     695,000
  Deferred income taxes payable........................................               1,151,000                   1,037,000
                                                                                  -------------               -------------
Total current liabilities..............................................               4,704,000                   3,423,000
Deferred income taxes payable..........................................                 741,000                     519,000
Long-term portion of debt..............................................               4,209,000                   3,152,000
Obligations under capital leases.......................................                  92,000                      73,000
Accrued rent and other.................................................                 713,000                     821,000
Minority interests.....................................................                 151,000                     ---
                                                                                  -------------               -------------
Total liabilities......................................................              10,610,000                   7,988,000
                                                                                  -------------               -------------

Stockholders' Equity:
  Common stock, $.01 par value, 15,000,000 shares......................
    authorized; 7,774,298 and 7,669,565 issued and.....................
    outstanding at June 30, 1996 and December 31, 1995,................
    respectively.......................................................                  78,000                      77,000
  Preferred Stock, $.01 par value, 2,000,000 shares
    authorized; none issued and outstanding............................                   ---                         ---
  Additional paid-in capital...........................................              39,469,000                  38,720,000
  Deferred stock grants................................................                 (47,000)                    (93,000)
  Retained earnings....................................................               3,730,000                   2,425,000
                                                                                  -------------               -------------
Total stockholders' equity.............................................              43,230,000                  41,129,000
                                                                                  -------------               -------------
Total liabilities and stockholders' equity.............................           $  53,840,000               $  49,117,000
                                                                                  =============               =============

        See accompanying notes to the consolidated financial statements.

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                    THREE MONTHS                          SIX MONTHS
                                                                       ENDED                                 ENDED
                                                                      JUNE 30,                              JUNE 30,

                                                               1996               1995                 1996              1995
                                                        ---------------     --------------      ---------------
- - - --------------

Net revenue..........................................   $    10,037,000     $    7,155,000      $    19,327,000
$13,079,000
Center operating costs...............................         6,213,000          4,187,000           12,124,000
7,656,000
                                                        ---------------     --------------      ---------------
- - - --------------
Gross profit.........................................         3,824,000          2,968,000            7,203,000
5,423,000
Operating expenses:
  Selling and administrative
    expenses.........................................         1,863,000          1,139,000            3,653,000
2,179,000
  Depreciation.......................................           296,000            212,000              574,000
395,000
  Amortization.......................................           292,000            179,000              552,000
331,000
                                                        ---------------     --------------      ---------------
- - - --------------
Income from operations...............................         1,373,000          1,438,000            2,424,000
2,518,000
Interest expense.....................................           139,000             54,000              268,000
187,000
Interest income......................................           (75,000)          (137,000)            (208,000)
(224,000)
                                                        ----------------    --------------      ---------------
- - - -------------
Income before minority interests, equity
  in earnings of investments and
  income taxes.......................................         1,309,000          1,521,000            2,364,000
2,555,000
Minority interests...................................            38,000             55,000              152,000
52,000
Equity in earnings of investments....................               ---            (76,000)              ---
(50,000)
                                                        ---------------     --------------      ---------------
- - - --------------
Income before income taxes...........................         1,271,000          1,542,000            2,212,000
2,553,000
Provision for income taxes...........................           521,000            632,000              907,000
1,047,000
                                                        ---------------     --------------      ---------------
- - - --------------
Net income...........................................   $       750,000            910,000            1,305,000
1,506,000
                                                         ==============     ==============      ===============
==============

Earnings per common share............................   $          0.10     $         0.12      $          0.17     $
0.22
                                                         ==============      =============       ==============
=============

Weighted average shares outstanding..................         7,791,000          7,804,000            7,779,000
6,974,000
                                                         ==============      =============       ==============
=============



















        See accompanying notes to the consolidated financial statements.

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                                Six Months
                                                                                                   Ended
                                                                                                  June 30,
                                                                                       1996                      1995
                                                                                  --------------           ---------------

Cash flows from operating activities:
      Net income.......................................................           $   1,305,000            $    1,506,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation.....................................................                 574,000                   395,000
      Amortization.....................................................                 552,000                   331,000
      Deferred income taxes............................................                 152,000                    50,000
      Provision for doubtful accounts..................................                 336,000                   544,000
      Minority interests...............................................                 376,000                   160,000
      Equity in earnings of investments................................                   ---                    (50,000)
      Amortization of deferred stock grants............................                  46,000                    47,000
      Amortization of debt discounts...................................                 201,000                    94,000
Change in assets and liabilities:
      Patient service receivables, net.................................              (1,956,000)               (1,547,000)
      Due from Partnership.............................................                   ---                      53,000
      Income tax receivable............................................                (284,000)                 (170,000)
      Prepaid expenses.................................................                 293,000                   241,000
      Intangibles and other assets.....................................                (175,000)                 (131,000)
      Accounts payable.................................................                 (85,000)                 (184,000)
      Accrued liabilities..............................................                 (51,000)                   84,000
      Accrued rent and other...........................................                (108,000)                    ---
                                                                                    -----------                ----------
          Total adjustments............................................                (129,000)                  (81,000)
                                                                                    -----------                ----------
      Net cash provided by operating activities........................               1,176,000                 1,425,000
                                                                                    -----------                ----------
Cash flows from investing activities:
      Purchase of property and equipment...............................                (563,000)               (1,113,000)
      Investment in Partnership........................................                   ---                    (209,000)
      Notes receivable.................................................                 170,000                  (200,000)
      Business acquisitions............................................              (7,020,000)               (4,021,000)
                                                                                   ------------                ----------
      Net cash used in investment activities...........................              (7,413,000)               (5,543,000)
                                                                                   ------------                ----------
Cash flows from financing activities:
      Proceeds from issuance of stock, net.............................                  ---                   17,222,000
      Proceeds from minority interests contributions...................                 247,000                    84,000
      Distributions to minority interests..............................                 (33,000)                  (58,000)
      Principal payments of notes payable..............................                (894,000)                 (198,000)
      Principal payments under capital lease obligations...............                (109,000)                  (82,000)
                                                                                   ------------                ----------
      Net cash provided (used) by financing activities.................                (789,000)               16,968,000
                                                                                   ------------                ----------
Net increase (decrease) in cash and cash equivalents...................              (7,026,000)               12,850,000
Cash and cash equivalents at beginning of period.......................              14,560,000                 3,112,000
                                                                                   ------------               -----------
Cash and cash equivalents at end of period.............................           $   7,534,000              $ 15,962,000
                                                                                   ============               ===========


        See accompanying notes to the consolidated financial statements.

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K (Commission File No. 0-24750) as filed with the Securities and Exchange Commission on March 25, 1996.

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


                  COMPANY                  LOCATION         DATE OF ACQUISITION
                  -------                  --------         -------------------

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

The unaudited pro forma consolidated condensed results of operations for the six months ended June 30, 1996 and the year ended December 31,1995 of the Company and the acquired companies noted above, after giving effect to certain pro forma adjustments, are as follows:


                                              JUNE 30,            DECEMBER 31,
                                               1996                    1995
                                               ----                    ----
                                            (unaudited)            (unaudited)

Net revenue..........................     $     19,786,000     $     38,179,000

Net income (adjusted for
pro forma tax provision).............     $      1,333,000     $      2,392,000

Net income per common share..........     $           0.17     $           0.31

The foregoing unaudited pro forma consolidated condensed results of operations reflect amortization of the goodwill resulting from these acquisitions as well as the interest expense from the related debt as if (x) the acquisitions had occurred as of January 1, 1995 and (y) the related debt issued to sellers as part of the transaction consideration was outstanding since that date.

NOTE 3  -  PATIENT SERVICE RECEIVABLES, NET

Patient service receivables, net are comprised of the following:

                                               JUNE 30,         DECEMBER 31,
                                                1996                1995
                                                ----                ----

Patient service
receivables.................................  $   9,552,000      $  6,588,000
Less:  Allowance for doubtful accounts and
  contractual adjustments...................       1,891,000          983,000
                                              --------------     --------------
                                              $    7,661,000     $  5,605,000
                                              ==============     ==============

The increase in allowance for doubtful accounts and contractual adjustments as a percentage of patient service receivables is attributable to reserves recorded during the first quarter of 1996, in order to reflect acquired accounts receivable at their net realizable value.

NOTE 4  -  PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following:


                                           JUNE 30,               DECEMBER 31,
                                            1996                     1995
                                            ----                     ----

Medical equipment..................     $      4,801,000     $      4,279,000
Computer equipment.................            1,027,000              848,000
Leasehold improvements.............            1,573,000            1,446,000
Furniture and fixtures.............              694,000              502,000
Vehicles...........................               42,000               18,000
                                        ----------------     ----------------
                                               8,137,000            7,093,000
Less:  Accumulated depreciation....            2,547,000            1,984,000
                                        ----------------     ----------------
                                        $      5,590,000     $      5,109,000
                                        ================     ================


NOTE 5  -  INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following:


                                             JUNE 30,           DECEMBER 31,
                                               1996                 1995
                                               ----                 ----

Goodwill...........................     $     30,469,000     $     21,451,000
Covenants not to compete...........            2,145,000            1,510,000
Other..............................              498,000              239,000
                                        ----------------     ----------------
                                              33,112,000           23,200,000
Less:  Accumulated amortization                1,606,000            1,049,000
                                        ----------------     ----------------
                                        $     31,506,000     $     22,151,000
                                        ================     ================

NOTE 6  -  DEBT

Debt, substantially all of which is secured by the Company's assets, is comprised of the following:


                                                       JUNE 30,    DECEMBER 31,
                                                         1996          1995
                                                         ----          ----

Notes payable bearing interest at 6% to 8%
  requiring quarterly, semi-annual, or
  annual payments ranging from $15,000 to
  $450,000 through January 1997 to
  January 2001 ..............................         $3,378,000     $1,646,000

Non-interest bearing notes payable in quarterly
  or annual installments ranging from $5,000 to
  $200,000 through May 1997 to July 2000
  (discounted at 8% - 9%) ...................          3,162,000      2,829,000
                                                      ----------     ----------
                                                       6,540,000      4,475,000
Less: current portion .......................          2,331,000      1,323,000
                                                      ----------     ----------

Long-term portion ...........................         $4,209,000     $3,152,000
                                                      ==========     ==========

Maturities of debt at June 30, 1996 are as follows:

    1997..........................................     $     2,449,000
    1998..........................................           1,730,000
    1999..........................................           1,704,000
    2000..........................................             867,000
    2001..........................................             298,000
                                                       ---------------
                                                       $     7,048,000


NOTE 7 - DEFINITIVE MERGER AGREEMENT

On May 16, 1996, Professional Sports Care Management, Inc. ("PSCM") entered in a definitive merger agreement (the "Agreement") with Empire Acquisition Corporation, a wholly owned subsidiary of HealthSouth Corporation ("HealthSouth"). Upon consummation of the merger (the "Merger") outstanding share of common stock of PSCM will be canceled, and the holders of such shares will be entitled to receive 0.233 shares of HealthSouth common stock for each PSCM share held; provided, however, that if the base period trading price of HealthSouth is greater than $38.625, then the exchange ratio will be equal to the quotient obtained by dividing $9.00 by the base period trading price, computed to four decimal places. A special meeting of PSCM's stockholders will be held on August 20, 1996 to consider, vote, and approve the Agreement.

                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NET REVENUE. Net revenue consists primarily of physical therapy revenue and, to a significantly lesser degree, revenue from occupational therapy, athletic trainer contract services, and other ancillary services. For the three months ended June 30, 1996, net revenue increased 40% to $10,037,000 from $7,155,000 for the same period a year ago. For the six months ended June 30, 1996, net revenue increased 48% to $19,327,000 from $13,079,000 for the same period a year ago. For all periods, this increase is due to the addition of 7 physical therapy clinics (6 through acquisitions and 1 from a start-up clinic) and the acquisition of Pro-Fitness, LLC, a provider of health enhancement, corporate fitness and wellness programs, subsequent to June 30, 1995 offset, to some extent, by a reduction in average reimbursement rates.

GROSS PROFIT. Gross profit comprises net revenue less all facility personnel and occupancy costs. The Company's gross profit margin for the three months ended June 30, 1996 decreased to 38.1% from 41.5% for the comparable period of 1995. The Company's gross profit margin for the six months ended June 30, 1996 decreased to 37.3% from 41.5% for the comparable period of 1995. For all periods, this decrease is attributable to a reduction in average reimbursement rates as well as lower margins at certain recently acquired clinics.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses include non-personnel- related marketing and administrative costs, all corporate personnel costs, and a provision for doubtful accounts. For the three months ended June 30, 1996, selling and administrative expenses, as a percentage of revenue, increased to 18.6% from 15.9% for the comparable period of 1995. For the six months ended June 30, 1996, selling and administrative expenses, as a percentage of revenue, increased to 18.9% from 16.7% for the comparable period of 1995. For all periods, this increase is attributable to the hiring of additional administrative personnel, annual salary adjustments for all administrative personnel and a lower than anticipated net revenue base.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization consists primarily of equipment depreciation and amortization of leasehold improvements and intangible assets. For the three and six months ended June 30, 1996, both depreciation and amortization, as a percentage of revenue, remained consistent at approximately 3%.

INTEREST (INCOME) EXPENSE, NET. Interest (income) expense, net, changed from ($83,000) of interest income to $64,000 of interest expense for the three month period ended June 30, 1995 and 1996 respectively, and changed from ($37,000) of interest income to $60,000 of interest expense for the six month period ended June 30, 1995 and 1996, respectively. For all periods, this change is attributable to a reduction in the average invested cash balance, mainly as a result of the acquisitions subsequent to June 30, 1995, as well as an increase in the Company's total debt outstanding from these acquisitions.

LIQUIDITY & CAPITAL RESOURCES

Net cash flow from operations decreased from $1,425,000 for the six months ended June 30, 1995 to $1,176,000 for the six months ended June 30, 1996 primarily due to an increase in the Company's accounts receivable balance which is attributable to the added accounts receivable balances from its recently acquired clinics.

Net cash used in investing activities increased from $5,543,000 for the six months ended June 30, 1995 to $7,413,000 for the comparable period in 1996, mainly due to the acquisition of larger volume clinics during the first six months of 1996.

Net cash provided (used) by financing activities changed from $16,968,000 for the six months ended June 30, 1995 to ($789,000) for the comparable period of 1996. Such change was primarily attributable to the net proceeds received from the Company's second public offering of its common stock in March 1995.

As of June 30, 1996, the Company had working capital of $11,329,000, including cash and cash equivalents of $7,534,000. Working capital at December 31, 1995 was $17,768,000, including cash and cash equivalents of $14,560,000. Patient service receivables, net at June 30, 1996 were $7,661,000 and the average days outstanding were 72 days.

The Company believes that existing cash balances, cash flow from operations, future seller financing and availability under existing bank lines of credit will be sufficient to meet its capital requirements for the foreseeable future.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On May 22, 1996, an action styled Tammy Newman v. Russell F. Warren, et al. (Civil Action No. 15008) was filed in the Delaware Chancery Court. The Complaint, which purports to be a class action filed on behalf of the stockholders of PSCM, alleges that the PSCM Board of Directors breached its fiduciary duties in approving the Merger and that the consideration offered is unfair and does not maximize shareholder value. PSCM, its directors individually, and HEALTHSOUTH are named as defendants in the suit. An amended complaint was filed on or about August 6, 1996. The amended complaint alleges that the Company's July 23, 1996 proxy statement was materially false and misleading in failing adequately to describe the reasons why Mr. Steven F. Wiggins, a director, voted against proceeding with the negotiation of a definitive merger agreement, the issues raised by Mr. Wiggins and Robert B. Milligan, a director, at the meeting of the Board of Directors on May 12, 1996, the reason why Mr. Milligan abstained from voting at that meeting and the reason why

Mr. Wiggins, Mr. Milligan and Mr. Ronnie P. Barnes, a director, were not in attendance at the meeting of the Board on May 16, 1996. In addition, the amended complaint alleges that the proxy statement is false and misleading in failing to disclose, in connection with the disclosure of the consulting and noncompetition agreements being entered into by Messrs. Warren and Wack; that Dr. Russell F. Warren, the Chairman of the Board, is Russell F. Warren, Jr.'s father and that John Sculley, a director, is Mr. Warren's uncle and Mr. Wacks father-in-law and that Dr. Warren and Mr. Sculley are brothers-in-law. The amended complaint also alleges that the proxy statement was deficient in failing to disclose the projections used by Unterberg Harris in rendering its opinion of the fairness of the terms of the Merger. The Complaint seeks injunctive relief and unspecified damages. A hearing on an application for a temporary restraining order is currently scheduled for August 15, 1996. The defendants are vigorously defending the claims asserted. A complaint substantially identical to the original Newman complaint, styled Francine Frechter v. Russell F. Warren, et al.(Civil Action No. 15070) was filed in the same court on June 17, 1996, but has not been served on the defendants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

Exhibit
  No.
- - - -------


2.22 - Plan and Agreement of Merger by and among HealthSouth Corporation, Empire Acquisition Corporation and the Company, dated as of May 16, 1996 (incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 16, 1996)

10.93 - Amended and Restated Limited Partnership Agreement of Professional Sports Care Queens, L.P. dated as of June 28, 1996

10.94 - Management and License Agreement between Professional Sports Care Queens, L.P. and Kevin Kennedy, PT, P.C. dated as of June 28, 1996 (with Schedule A, Schedule B and Exhibit A only)

27.1  -   Financial Data Schedule

    (B)   REPORTS ON FORM 8-K

          Current Report on Form 8-K, dated May 16, 1996, filed on June 5, 1996 to report (Item 5) the signing by the Company of a definitive agreement to be acquired by HEALTHSOUTH through the merger of Empire Acquisition Corporation, a wholly-owned subsidiary of HEALTHSOUTH, with and into the Company.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    PROFESSIONAL SPORTS CARE MANAGEMENT, INC.
                                  (REGISTRANT)





AUGUST 14, 1996               BY  /S/ MICHAEL P. NEUSCHELER
                                  -------------------------
                                      MICHAEL P. NEUSCHELER
                                      EXECUTIVE VICE PRESIDENT
                                      AND CHIEF FINANCIAL OFFICER

                                INDEX OF EXHIBITS



NUMBER                              DESCRIPTION                      PAGE
- - - ------                              -----------                      ----

10.93    -     Amended and Restated Limited Partnership Agreement of
               Professional Sports Care Queens, L.P. dated as of
               June 28, 1996

10.94    -     Management and License Agreement between Professional
               Sports Care Queens, L.P. and Kevin Kennedy, PT, P.C.
               dated as of June 28, 1996 (with Schedule A, Schedule B and Exhibit A only)

27.1     -     Financial Data Schedule                                        13